Form 10-Q
period 1995-08-31
KEVLIN CORP
filed 1995-10-04
CIK 701194

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1995                    Commission File No. 0-10265


                               Kevlin Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                          04-2073497
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


5 Cornell Place, Wilmington, Massachusetts                     01887
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code (508) 657-3900
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                NO
                             ---                    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.10 per share                        2,728,794
--------------------------------------                     ---------------
Class of Stock                                             Outstanding at
                                                           August 31, 1995

                                KEVLIN CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                            Page
Item 1.   Financial Statements

          Consolidated Balance Sheets - August 31,1995
          and May 31, 1995............................................      3 - 4

          Consolidated Statements of Operations - Three Months
          Ended August 31, 1995 and 1994..............................          5

          Consolidated Statements of Cash Flows -
          Three Months Ended August 31, 1995 and 1994.................      6 - 7

          Notes to Consolidated Financial
          Statements..................................................          8

Item 2.   Management's Discussion and  Analysis of Results
          of Operations and Financial Condition.......................      9 - 10



                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of matters to a vote of Security holders.........          11

Item 6.   Exhibits and Reports on Form 8-K ...........................          11


ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               KEVLIN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                   ASSETS
                                                   August 31,             May 31,
                                                      1995                 1995
                                                   -----------          -----------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                     $     2,003          $     2,881
     Marketable securities                                 300                    -
     Accounts receivable, net of
        allowance for doubtful accounts
        of $52 at August 31, 1995
        and May 31, 1995                                 2,007                2,750
     Inventories                                         2,293                2,000
     Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                            1,471                1,297
     Prepaid expenses and other
        current assets                                     179                  113
     Refundable and deferred income taxes                  340                  226
                                                   -----------          -----------
Total current assets                                     8,593                9,267
                                                   -----------          -----------

Equipment, fixtures and
  improvements, at cost:
     Machinery and equipment                             1,856                1,856
     Electrical test equipment                           1,106                1,106
     Furniture, fixtures and
        office equipment                                 1,052                1,006
     Leasehold improvements                                833                  824
     Motor vehicles                                         14                   14
                                                   -----------          -----------
                                                         4,861                4,806
Less-accumulated depreciation
     and amortization                                   (3,628)              (3,539)
                                                   -----------          -----------

Net equipment, fixtures &
     improvements                                        1,233                1,267
                                                   -----------          -----------

Other assets                                               385                  408
Deferred income taxes                                      142                  142
                                                   -----------          -----------
Total Assets                                       $    10,353          $    11,084
                                                   ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               KEVLIN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                      (Dollars in thousands, except share
                                     data)

                         LIABILITIES AND STOCKHOLDERS'
                                     EQUITY

                                                    August 31,             May 31,
                                                      1995                  1995
                                                   -----------          -----------
                                                   (unaudited)
Current liabilities:
     Accounts payable                             $        506          $       489
     Billings in excess of costs
        and estimated earnings on
        uncompleted contracts                               52                   17
     Accrued income taxes                                    -                  434
     Current portion of obligation
        under capital lease                                 12                   17
     Accrued expenses and other
        current liabilities                                946                1,479
                                                   -----------          -----------
Total current liabilities                                1,516                2,436

Accrued retirement benefits                              1,063                1,016
                                                   -----------          -----------

Total Liabilities                                        2,579                3,452

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $1.00 par value
         Authorized - 2,000,000 shares,
         Issued - none                                       -                    -
     Common Stock, $.10 par value -
         Authorized - 8,000,000 shares
         Issued - 3,121,881 shares at
             August 31, 1995 and 3,084,881
             at May 31, 1995                               312                  308
     Capital in excess of par value                      2,163                2,079
     Retained earnings                                   5,909                5,821
                                                   -----------          -----------
                                                         8,384                8,208
     Less - Treasury stock of 393,087
         shares at August 31, 1995, and
         386,487 shares at May 31, 1995,
         at cost                                           610                  576
                                                   -----------          -----------

Total stockholders' equity                               7,774                7,632

Total Liabilities and Stockholders' Equity         $    10,353          $    11,084
                                                   ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.


                               KEVLIN CORPORATION
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                       (Dollars in thousands, except per
                                  share data)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                    August 31,           August 31,
                                                      1995                 1994
                                                   -----------          -----------
Net sales                                          $     2,326          $     2,837
Cost of sales                                            1,352                1,821
                                                   -----------          -----------

     Gross profit                                          974                1,016
Operating expenses:
     Product development                                   148                   74
     Selling                                               254                  264
     General and administrative                            454                  473
                                                   -----------          -----------

Income from operations                                     118                  205

Interest income                                             19                   14
Other income, net                                           10                    -
                                                   -----------          -----------
     Income from continuing operations before
       provision for income taxes                          147                  219

Provision for income taxes                                  59                   88
                                                   -----------          -----------
Net income                                         $        88          $       131
                                                   ===========          ===========


Income per common and common
   equivalent share:

     Net income per share                                 $.03                 $.05
                                                          ====                 ====

Weighted average number of common

   and common equivalent shares outstanding          2,988,984            2,901,073
                                                     =========            =========



The accompanying notes are an integral part of these consolidated financial statements.

                               KEVLIN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                            Three Months Ended
                                                      August 31,           August 31,
                                                        1995                  1994
                                                     -----------          -----------
Cash flows from operating activities:

  Net income                                         $        88          $       131

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                           97                   91

      Gain on sale of asset                                   10                    -

  Changes in assets and liabilities:

     Decrease in accounts receivable                         743                  229

     Increase in inventories                                (293)                   -

     Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts          (174)                (881)

     Decrease (increase) in prepaid expenses and
       other current assets; refundable and deferred
       income taxes; and other assets                       (160)                  73

     Decrease in accounts payable and accrued               (478)                (426)
       expenses

     Increase in billings in excess of costs and
       estimated earnings on uncompleted contracts            35                   36
     Increase (decrease) in accrued and deferred
       income taxes                                         (434)                  82

     Decrease in net discontinued liability                    -                  (26)

     Increase (decrease) in accrued retirement
       benefits                                               47                   (9)
                                                     -----------          -----------

     Net cash used for operating activities          $      (519)         $      (700)
                                                     -----------          -----------

                               KEVLIN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                            Three Months Ended
                                                      August 31,           August 31,
                                                        1995                  1994
                                                     -----------          -----------
Cash flows from investing activities:

    Expenditures for property and equipment                  (70)                 (71)
    Purchase of marketable securities                       (300)                   -
                                                     -----------          -----------

        Net cash used for investing activities              (370)                 (71)
                                                     -----------          -----------

Cash flows from financing activities:

    Principal payments under capital
        lease obligations                                     (5)                 (15)

    Net proceeds (payments) from stock transactions           16                  (15)
                                                     -----------          -----------

        Net cash provided by (used in) financing
          activities                                          11                  (30)
                                                     -----------          -----------

Net decrease in cash & cash equivalents                     (878)                (801)
                                                     -----------          -----------

Cash & cash equivalents, beginning of period               2,881                2,192

Cash & cash equivalents, end of period               $     2,003          $     1,391
                                                     ===========          ===========


Supplemental disclosures of cash
     flow information:

     Cash paid during the period for:
        Interest                                     $         -          $         2
        Income taxes                                 $       607          $        22
                                                     ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include normal recurring adjustments in interim periods, which in the opinion of management, are considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's latest annual report on Form 10-K.

     The accompanying consolidated financial statements reflect the Company's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending May 31, 1996.


     Note 2 - Inventories are comprised of the following:
     ------

                                   August 31, 1995       May 31, 1995
                                   ---------------       ------------
                                    (unaudited)
                                          (Dollars in thousands)
Parts and materials                     $    1,014         $      814
Work-in-process                              1,032                939
Finished goods                                 247                247
                                        ----------         ----------
                                        $    2,293         $    2,000
                                        ==========         ==========

     NOTE 3 - Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares (if dilutive) outstanding during each period.

     NOTE 4 - Statements of Cash Flow: During the first quarter of fiscal 1996, the Company paid its fiscal 1995 ESOP contribution accrual in the form of a noncash distribution from its treasury stock in the amount of $38,250.

     NOTE 5 - In the first quarter of fiscal 1996, the Company entered into a letter of intent with Kaydon Corporation regarding the acquisition of the Company at a price of $4.50 a share. The transaction is subject to approval by the board of Kaydon and by the board and shareholders of Kevlin, completion by Kaydon of due diligence and the execution of a definitive agreement.

     In a related matter, there are several managers of the Company who have contracts which, in the event of a change in control of the Company, entitle them to severance pay and benefits.

Item 2.   Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
          and Financial Condition
          -----------------------

Results of Operations:

Net sales for the first quarter of fiscal 1996 ending August 31, 1995 decreased by $511,000, or 18%, compared to the first quarter of the prior fiscal year. The decline in first quarter sales was principally due to the non-recurrence of defense system repair business which decreased by $481,000 as compared to the first fiscal quarter of 1995. In addition, there was a decrease in air traffic control related sales, which was partially offset by an increase in sales to the North America market and in MAST division sales.

The gross profit margin for the first quarter of fiscal 1996 increased by 6% to 42%, as compared to 36% in the corresponding period of fiscal 1995. The higher gross margin for the three months ended August 31, 1995 was due to the addition of some higher margin contracts, specifically relating to international sales, and the absence of several lower margin contracts in the current fiscal year, as compared with the same period of the prior fiscal year.

Operating expenses for the first quarter of fiscal 1996 increased by $45,000, or 6%, as compared to the same period in fiscal 1995. The increase resulted from additional product development costs as well as corporate expenses related to recent merger and acquisition activity, which were partially offset by the net benefit realized from the reorganization of the Kevlin Microwave and MAST divisions.

Interest income increased by $5,000, or 36%, compared to the same period in the last fiscal year. The increase is attributable to new cash management and investment policies initiated by the Company in the fourth quarter of fiscal 1995 and an increase in the average cash balance in the first quarter of fiscal 1996 as compared to the same quarter of the prior fiscal year.

Net Income for the first quarter of $88,000, or $.03 per share, decreased by 33% from the prior year first quarter amount of $131,000, or $.05 per share. The decrease was primarily attributable to lower sales for the quarter compared to the same period of the prior fiscal year. However, improved margins and decreased operating expenses in the first quarter of fiscal year 1996 lessened the impact on net income created by the lower sales.

New orders decreased by $217,000, or 13%, during the first quarter of fiscal 1996 to $1,514,000, as compared to $1,731,000 received in the first quarter of the prior fiscal year. The decrease is primarily related to the fiscal 1996 first quarter cancellation of a $264,000 defense order to upgrade existing units which was booked in the same quarter of fiscal 1995. This order was canceled when the customer decided to purchase $576,000 of new products from Kevlin instead of both upgrading existing units and purchasing new products.

The Company's backlog decreased by $303,000, or 5%, to $6,460,000 from the prior year first quarter amount of $6,763,000.

Item 2.   Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
          and Financial Condition
          -----------------------

Liquidity and Capital Resources
-------------------------------

Net cash and cash equivalents decreased by $878,000 during the three months ended August 31, 1995. The primary reasons for the decrease related to the first major payments of income taxes (approximately $607,000) in several years and a $300,000 investment in high quality marketable securities. In the last few years, taxable income has been absorbed by the utilization of net operating loss carryforward amounts relating to the discontinuance of the Flow Vision operation. Liquid assets of $4,310,000 have decreased by $1,321,000 since May 31, 1995, however, the Company's financial condition remains relatively strong. The Company's current ratio increased to 5.7 at August 31, 1995 from
3.8 at May 31, 1995 and 4.5 at May 31, 1994. The Company believes its future capital requirements for equipment and product development can be met through cash flow from operations, bank borrowings, and other sources at its disposal. This includes the Company's $2,500,000 unsecured demand lines of credit with two Boston banks, which were
fully available at August 31, 1995.   Additionally, the Company also
has an unsecured term loan facility of $5,000,000 which is still available for acquisitions with one of these banks.

Also, the Company has entered into a letter of intent with Kaydon
Corporation. Refer to note 5 of the Notes to Consolidated Financial Statements for further discussion.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of matters to a vote of security holders.
--------------------------------------------------------------

None.

Item 5.   Other Information.
----------------------------

The Company has entered into contracts with seven officers and managers of the Company which, in the event of a change in control of the Company, entitles them to severance pay and benefits.


Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

  (a)   Exhibits:
        ---------
        As discussed in Item 5 above, the Company has entered into severance contracts with several officers and managers. There are two types of contracts between the related parties:

        1. In the event of a change in control of the Company, if employment is terminated within a one year period following a change in control, the employee is entitled to a severance package equal to two years' annual salary, related bonuses and certain benefits.

           Officers in this category are as follows:

               Arthur Williams             President and Chief Executive Officer
               John Moran                  Vice President and General Manager
               Robert Ricci                Vice President of Administration
               John Rice                   Vice President of Sales

        2. In the event of a change in control of the Company, if employment is terminated within a one year period following a change in control, the employee is entitled to a severance package equal to one year's annual salary plus related bonus amounts.

           Officers and managers in this category are as follows:

               D. Wayne Peters             Vice President, Chief Financial
                                             Officer and Treasurer
               Andrew Pellerin             Engineering Manager
               Daniel Whelan               Corporate Controller

   (b)  Report of Form 8-K

           The Registrant did not file any Current Reports on Form 8-K during the quarter ended August 31, 1995.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 4, 1995


                                   Kevlin Corporation


                                   By: /s/ D. Wayne Peters
                                       ---------------------------
                                       D. Wayne Peters
                                       Vice President,
                                       Chief Financial Officer and Treasurer