Form 10-Q
period 1995-11-30
KEVLIN CORP
filed 1996-01-16
CIK 701194

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1995     Commission File No. 0-10265


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

                    YES   X                     NO
                        -----                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.10 per share                          2,733,794
--------------------------------------                  -----------------
Class of Stock                                          Outstanding at
                                                        November 30, 1995

                             KEVLIN CORPORATION

                              TABLE OF CONTENTS
                              -----------------


                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------


                                                                                           Page

Item 1.   Financial Statements

          Consolidated Balance Sheets - November 30,1995
          and May 31, 1995 ............................................................... 3 - 4

          Consolidated Statements of Operations-Three Months
          Ended November 30, 1995 and 1994 ................................................... 5

          Consolidated Statements of Operations-Six Months
          Ended November 30, 1995 and 1994 ................................................... 6

          Consolidated Statements of Cash Flows-
          Six Months Ended November 30, 1995 and 1994 .................................... 7 - 8

          Notes to Consolidated Financial Statements .................................... 9 - 10

Item 2.   Management's Discussion and  Analysis of Results
          of Operations and Financial Condition .......................................  10 - 12



                                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of
          Security Holders .................................................................. 12

Item 6.   Exhibits and Reports on Form 8-K .................................................. 12

          Signatures ........................................................................ 13

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              KEVLIN CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS
                                    ------
                                                     November 30,       May 31,
                                                        1995             1995
                                                     ------------       -------
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                         $ 1,854          $ 2,881
     Accounts receivable, net of
        allowance for doubtful accounts
        of $67 at November 30, 1995
        and $52 at May 31, 1995                          2,462            2,750
     Inventories                                         2,109            2,000
     Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                            1,233            1,297
     Prepaid expenses and other
        current assets                                     110              113
     Refundable and deferred income taxes                  708              226
                                                       -------          -------
          Total current assets                           8,476            9,267
                                                       -------          -------

Equipment, fixtures and improvements, at cost:
     Machinery and equipment                             1,856            1,856
     Electrical test equipment                           1,106            1,106
     Furniture, fixtures and office equipment            1,047            1,006
     Leasehold improvements                                838              824
     Motor vehicles                                         14               14
                                                       -------          -------
                                                         4,861            4,806
Less-accumulated depreciation and amortization          (3,712)          (3,539)
                                                       -------          -------

     Net equipment, fixtures & improvements              1,149            1,267
                                                       -------          -------

Other assets                                               627              408
Deferred income taxes                                      142              142
                                                       -------          -------
        Total Assets                                   $10,394          $11,084
                                                       =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                     November 30,       May 31,
                                                        1995             1995
                                                     ------------       -------
                                                     (unaudited)
Current liabilities:
     Accounts payable                                  $   328          $   489
     Billings in excess of costs
        and estimated earnings on
        uncompleted contracts                              226               17
     Accrued income taxes                                    -              434
     Current portion of obligations
        under capital lease                                  7               17
     Accrued expenses and other
        current liabilities                              1,825            1,479
                                                       -------          -------
          Total current liabilities                      2,386            2,436

Accrued retirement benefits                              1,145            1,016
                                                       -------          -------

Total liabilities                                        3,531            3,452
                                                       -------          -------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $1.00 par value -
         Authorized - 2,000,000 shares,
         Issued - none                                       -                -
     Common Stock, $.10 par value -
         Authorized - 8,000,000 shares
         Issued - 3,126,881 shares at
             November 30, 1995 and 3,084,881
             shares at May 31, 1995                        313              308
     Capital in excess of par value                      2,170            2,079
     Retained earnings                                   4,990            5,821
                                                       -------          -------
                                                         7,473            8,208
     Less - Treasury stock of 393,087
         shares at November 30, 1995 and
         386,487 shares at May 31, 1995,
         at cost                                           610              576
                                                       -------          -------

Total stockholders' equity                               6,863            7,632
                                                       -------          -------
Total Liabilities and Stockholders' Equity             $10,394          $11,084
                                                       =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                              Three Months Ended
                                                          November 30,     November 30,
                                                              1995             1994
                                                          ------------     ------------

Net sales                                                  $    2,859      $    2,742
Cost of sales                                                   1,804           1,635
                                                            ---------       ---------

     Gross profit                                               1,055           1,107

Operating and other expenses (income):
     Product development                                          106              76
     Selling                                                      308             332
     General and administrative                                   509             424
     Nonrecurring charges                                       1,433               -
     Other income, net                                            (14)            (15)
                                                            ---------       ---------
         Total operating and other expenses (income)            2,342             817
                                                            ---------       ---------

Income (loss) before provision (benefit) for income taxes      (1,287)            290

Provision (benefit) for income taxes                             (368)            117
                                                            ---------       ---------

Net income (loss)                                          $     (919)     $      173
                                                            =========       =========


Income (loss) per common and common
   equivalent share:

     Net income (loss) per share                           $     (.30)     $      .06
                                                            =========       =========

Weighted average number of common
   and common equivalent shares outstanding                 3,092,713       2,828,487
                                                            =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                               Six Months Ended
                                                          November 30,     November 30,
                                                              1995             1994
                                                          ------------     ------------

Net sales                                                  $    5,185      $    5,580
Cost of sales                                                   3,156           3,457
                                                            ---------       ---------
     Gross profit                                               2,029           2,123

Operating and other expenses (income):
     Product development                                          254             150
     Selling                                                      562             596
     General and administrative                                   932             897
     Nonrecurring charges                                       1,464               -
     Other income, net                                            (43)            (29)
                                                            ---------       ---------
         Total operating and other expenses (income)            3,169           1,614
                                                            ---------       ---------

Income (loss) before provision (benefit) for income taxes      (1,140)            509

Provision (benefit) for income taxes                             (309)            205
                                                            ---------       ---------
Net income (loss)                                          $     (831)     $      304
                                                            =========       =========


Income (loss) per common and common
   equivalent share:

     Net income (loss) per share                           $     (.28)     $      .11
                                                            =========       =========

Weighted average number of common
   and common equivalent shares outstanding                 3,006,507       2,864,780
                                                            =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                         Six Months Ended
                                                                   November 30,     November 30,
                                                                       1995             1994
                                                                   ------------     ------------

Cash flows from operating activities:

    Net income (loss)                                                  $(831)           $ 304

    Adjustments to reconcile net income (loss) to net cash used for operating activities:

        Depreciation and amortization                                    189              184

        Loss on sale of assets                                            16                -

    Changes in assets and liabilities:

               Decrease in accounts receivable                           288               19

               Increase in inventories                                  (109)            (164)

               Decrease (Increase) in costs and estimated earnings
                in excess of billings on uncompleted contracts            64             (259)

               (Increase) Decrease in prepaid expenses and
                other current assets; refundable and deferred
                income taxes; and other assets                          (704)              78

               Decrease (increase) in accounts payable, accrued
                expenses and other current liabilities                   223             (511)

               Increase in billings in excess of costs and estimated
                earnings on uncompleted contracts                        209                -

               Increase (decrease) in accrued and deferred income taxes (434)             199

               Decrease in net discontinued liability                      -              (70)

               Increase in accrued retirement benefits                   130               49
                                                                       -----            -----

                 Net cash used for operating activities                $(959)           $(171)
                                                                       -----            -----


The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                         Six Months Ended
                                                                   November 30,     November 30,
                                                                       1995             1994
                                                                   ------------     ------------

Cash flows from investing activities:

    Expenditures for property and equipment                              (81)             (93)
    Purchase of marketable securities                                   (300)               -
    Proceeds from sales of marketable securities                         299                -
                                                                      ------           ------

        Net cash used for investing activities                           (82)             (93)
                                                                      ------           ------

Cash flows from financing activities:

    Principal payments under capital
        lease obligations                                                (10)             (29)

    Net proceeds (payments) from stock transactions                       24               (6)
                                                                      ------           ------

        Net cash provided by (used in) financing activities               14              (35)
                                                                      ------           ------

Net decrease in cash and cash equivalents                             (1,027)            (299)
                                                                      ------           ------

Cash and cash equivalents, beginning of period                         2,881            2,192

Cash and cash equivalents, end of period                              $1,854           $1,893
                                                                      ======           ======


Supplemental disclosures of cash
     flow information:

     Cash paid during the period for:
        Interest                                                      $    -           $    3
                                                                      ======           ======
        Income taxes                                                  $  608           $   22
                                                                      ======           ======



The accompanying notes are an integral part of these consolidated financial statements.

                              KEVLIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include normal recurring adjustments in interim periods, which in the opinion of management, are considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995.

     The accompanying consolidated financial statements reflect the Company's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending May 31, 1996.

     NOTE 2 - Inventories are comprised of the following:

                                 November 30, 1995         May 31, 1995
                                    (unaudited)
                                          (Dollars in thousands)
Raw materials and parts              $  908                   $  814
Work-in-process                         978                      939
Finished goods                          223                      247
                                     ------                   ------

                                     $2,109                   $2,000
                                     ======                   ======

     NOTE 3 - Income (loss) per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares (if dilutive) outstanding during each period.

     NOTE 4 - Statements of Cash Flow: During the first quarter of fiscal 1996, the Company paid its fiscal 1995 Employee Stock Ownership Plan ("ESOP") contribution accrual in the form of a noncash distribution from its treasury stock in the amount of $38,250.

     NOTE 5 - Reclassifications: Certain amounts, as reported in the August 31, 1995 consolidated financial statements, have been reclassified to conform to the November 30, 1995 consolidated financial statement presentation.

                              KEVLIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 6 - In the second quarter of fiscal 1996, the Company continued discussions with Chelton Communication Systems, Inc. ("Chelton"), a subsidiary of Cobham, Plc, regarding the potential acquisition of the Company. These discussions have resulted in the signing of an Agreement and Plan of Merger on December 6, 1995. Pursuant to the terms of the agreement, Chelton will acquire the outstanding shares of the Company's common stock (other than treasury stock) and options at a price of $4.54 per share. The transaction is subject to approval by the Board of Directors of Chelton and the Board of Directors and shareholders of Kevlin Corporation. The closing is expected to occur in February 1996.

In connection with the anticipated merger and subsequent reorganization, the Company has incurred non-recurring expenses of approximately $1,464,000.
These expenses, which consist primarily of legal, accounting, a $300,000 termination fee paid to another potential acquirer, a $256,000 fee payable to certain members of the Company's Board of Directors and employee termination costs, have been incurred during the six month period ended November 30, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net sales for the second quarter of fiscal 1996, ending November 30, 1995, increased by $117,000, or 4%, to $2,859,000, compared to second quarter sales of $2,742,000 in fiscal 1995. The slight increase in second quarter sales for fiscal 1996 was a result of the completion of several International Air Traffic Control contracts. Overall, sales of $5,185,000 for the first six months of fiscal 1996 have decreased by $395,000, or 7%, from fiscal 1995 sales. On a year-to-date basis, overall sales have decreased from fiscal 1995 by $395,000, or 7%, due to the non-recurrence of defense system repair business.

The gross profit margin for the second quarter of fiscal 1996 decreased by 3% to 37%, as compared to 40% in the corresponding quarter of fiscal 1995. The lower gross margin for the three months ended November 30, 1995, was due to reduced margins, attributable to higher than expected engineering expenses, on several designs for International Air Traffic Control contracts that are expected to yield future favorable margins. The gross profit margin for the first six months of fiscal 1996 has increased to 39% from 38% in the same six month period of the prior fiscal year. On a year-to-date basis, the Company's overall margin has improved due to a slight increase in sales of products with higher margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Operating and other expenses (income) for the second quarter of fiscal 1996 increased by $1,525,000, or 187%, as compared to the same quarter in fiscal 1995 due to additional product development costs and restructuring charges related to the merger activity of the Company. On a year-to-date basis, operating and other expenses (income) have increased by $1,555,000, or 96%, from fiscal 1995. The restructuring charges, consisting primarily of legal, accounting, a $300,000 termination fee paid to another potential acquirer, a $256,000 fee payable to certain members of the Company's Board of Directors and employee termination costs, amounted to $1,433,000 in the second quarter. On a year-to-date basis, the restructuring charges have amounted to approximately $1,464,000 in fiscal 1996.

The Company recorded a net loss for the second quarter of fiscal 1996 of $919,000, or $.30 per share. This represents a decrease in net income of $1,092,000, or $.36 per share, from the same quarter of fiscal 1995. The significant loss in the second quarter, and for year-to-date fiscal 1996, is primarily attributable to the restructuring charges related to the aforementioned merger activity of the Company. For fiscal 1996, the Company is reporting a year-to-date loss of $831,000 as compared to fiscal 1995's year-to-date income of 304,000. The Company has recorded an income tax benefit in the amount of $309,000 related to the current year-to-date loss.

New orders decreased by $406,000, or 14%, during the second quarter of fiscal 1996 to $2,487,000, as compared to $2,893,000 received in the second quarter of the prior fiscal year. On a year-to-date basis, new orders have decreased by $622,000, or 13%, from the prior year to $4,002,000. The decrease in new orders is due to certain international orders received in the second quarter of fiscal 1995, of which comparable orders have not been received in fiscal 1996 but are anticipated in the third quarter of fiscal 1996.

The Company's backlog decreased by $783,000, or 11%, to $6,071,000 from the prior year second quarter amount of $6,854,000.

Liquidity and Capital Resources
-------------------------------

Net cash and cash equivalents decreased by $149,000 during the three months ended November 30, 1995. On a year-to-date basis, cash and cash equivalents have decreased by $1,027,000. The primary reasons for the decrease related to the first major payments of income taxes (approximately $608,000 in the aggregate) in several years, a $300,000 payment related to a terminated acquisition of the Company by an unrelated party and a $255,000 payment related to the funding of the Company's executive retirement plan. Liquid assets of $4,316,000 have decreased by $1,315,000 since May 31, 1995, however, the Company's financial condition remains relatively strong. The Company's current ratio decreased to 3.6 at November 30, 1995 from 3.8 at May 31, 1995 and 4.5 at May 31, 1994. The Company believes its future capital requirements for equipment and product development can be met through cash flow from operations, bank borrowings, and other sources at its disposal. This includes the Company's $1,000,000 unsecured demand line of credit with The First National Bank of Boston, which was fully available at November 30, 1995. Additionally, the Company also has an unsecured term loan facility of $5,000,000 with the bank which is still available for acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Also, the Company has signed an Agreement and Plan of Merger with Chelton Communication Systems, Inc., a subsidiary of Cobham, Plc, with respect to the acquisition of the Company's outstanding shares of common stock and options. Refer to note 6 of the Notes to Consolidated Financial Statements for further discussion.


                         PART II - OTHER INFORMATION
                         ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1995 Annual Meeting of Stockholders held on October 3, 1995, directors Ernest W. Lattanzi and Arthur C. Williams were elected to serve a three year term on the Board of Directors and Arthur Andersen LLP was ratified and confirmed as the Company's independent public accountants for the fiscal year ending May 31, 1996. Mr. Lattanzi received 2,111,358 favorable votes and 261,510 votes against his election while Mr. Williams received 1,822,575 favorable votes and 550,293 votes against his election. There were no abstaining votes for either director. There were 2,106,488 votes cast for the election of Arthur Andersen LLP as the Company's independent public accountants. A total of 11,700 votes were cast against the ratification and 254,680 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:
         --------

         None.

    (b)  Reports on Form 8-K:
         -------------------

         Report on Form 8-K dated December 6, 1995 to reporting the execution of an Agreement and Plan of Merger between the Company and Chelton Communication Systems, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 15, 1996


                                        Kevlin Corporation



                                            /s/  John J. Moran
                                        -----------------------------
                                        John J. Moran
                                        President