Form 10-Q
period 1996-02-29
KEVLIN CORP
filed 1996-03-27
CIK 701194

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 1996     Commission File No. 0-10265


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

                              YES    X     NO
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                             2,733,794
--------------------------------------                         -----------------
Class of Stock                                                 Outstanding at
                                                               February 29, 1996

                             KEVLIN CORPORATION

                                               TABLE OF CONTENTS
                                               -----------------

                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------
                                                                                               Page
Item 1.        Financial Statements

               Consolidated Balance Sheets - February 29,1996
               and May 31, 1995...............................................................3 - 4

               Consolidated Statements of Operations  -  Three Months
               Ended February 29, 1996 and February 28, 1995......................................5

               Consolidated Statements of Operations  -  Nine Months
               Ended February 29, 1996 and February 28, 1995......................................6

               Consolidated Statements of Cash Flows  -
               Nine Months Ended February 29, 1996 and February 28, 1995......................7 - 8

               Notes to Consolidated Financial Statements....................................9 - 10

Item 2.        Management's Discussion and  Analysis of Results
               of Operations and Financial Condition........................................10 - 12

                                         PART II - OTHER INFORMATION
                                         ---------------------------

Item 4.        Submission of Matters to a Vote of
               Security Holders..................................................................13

Item 6.        Exhibits and Reports on Form 8-K..................................................13

               Signatures........................................................................14


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                             KEVLIN CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     ASSETS
                                                     ------
                                                                    February 29,        May 31,
                                                                       1996              1995
                                                                    ------------        -------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                           $ 2,632           $ 2,881
  Accounts receivable, net of
    allowance for doubtful accounts
    of $82 at February 29, 1996
    and $52 at May 31, 1995                                             1,848             2,750
  Inventories                                                           1,976             2,000
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                                               1,612             1,297
  Prepaid expenses and other
    current assets                                                        133               113
  Refundable and deferred income taxes                                    697               226
                                                                      -------           -------
        Total current assets                                            8,898             9,267
                                                                      -------           -------

Equipment, fixtures and
  improvements, at cost:
    Machinery and equipment                                             1,856             1,856
    Electrical test equipment                                           1,106             1,106
    Furniture, fixtures and
      office equipment                                                  1,050             1,006
    Leasehold improvements                                                838               824
    Motor vehicles                                                         14                14
                                                                      -------           -------
                                                                        4,864             4,806
    Less-accumulated depreciation
      and amortization                                                 (3,799)           (3,539)
                                                                      -------           -------

    Net equipment, fixtures &
      improvements                                                      1,065             1,267
                                                                      -------           -------

Other assets                                                              619               408
Deferred income taxes                                                     142               142
                                                                      -------           -------

Total Assets                                                          $10,724           $11,084
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


                                                 KEVLIN CORPORATION
                                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
                                                                       February 29,     May 31,
                                                                          1996           1995
                                                                       ------------     -------
                                                                       (unaudited)

Current liabilities:
  Accounts payable                                                      $   539         $   489
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                                                   118              17
  Accrued income taxes                                                        -             434
  Current portion of obligations
      under capital lease                                                     -              17
  Accrued expenses and other
    current liabilities                                                   1,596           1,479
                                                                        -------         -------
        Total current liabilities                                         2,253           2,436

Accrued retirement benefits                                               1,145           1,016
                                                                        -------         -------

Total liabilities                                                         3,398           3,452
                                                                        -------         -------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $1.00 par value -
    Authorized - 2,000,000 shares,
    Issued - none                                                             -               -
  Common Stock, $.10 par value
    Authorized - 8,000,000 shares
    Issued - 3,126,881 shares at
      February 29, 1996 and 3,084,881
      shares at May 31, 1995                                                313             308
  Capital in excess of par value                                          2,170           2,079
  Retained earnings                                                       5,453           5,821
                                                                        -------         -------
                                                                          7,936           8,208
  Less- Treasury stock of 393,087
    shares at February 29, 1996 and
    386,487 shares at May 31, 1995,
    at cost                                                                 610             576
                                                                        -------         -------

Total stockholders' equity                                                7,326           7,632
                                                                        -------         -------

Total Liabilities and Stockholders' Equity                              $10,724         $11,084
                                                                        =======         =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                                 KEVLIN CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                    (UNAUDITED)
                                                                            Three Months Ended
                                                                    February 29,           February 28,
                                                                       1996                    1995
                                                                    ------------           ------------
Net sales                                                             $3,430                 $2,498
Cost of sales                                                          1,997                  1,356
                                                                      ------                 ------

  Gross profit                                                         1,433                  1,142

Operating and other expenses (income):
  Product development                                                     12                    160
  Selling                                                                331                    311
  General and administrative                                             592                    464
  Nonrecurring charges                                                     -                      -
  Other income, net                                                      (29)                   (20)
                                                                     -------                 ------
    Total operating and other expenses (income)                          906                    915
                                                                     -------                 ------

Income before provision for income taxes                                 527                    227

Provision for income taxes                                                64                     91

Net income                                                            $  463                 $  136
                                                                      ======                 ======

Income per common and common
  equivalent share:

  Net income per share                                                $  .15                $   .05
                                                                      ======                =======

Weighted average number of common
  and common equivalent shares outstanding                          3,116,671              2,839,590
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

                                                KEVLIN CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)

                                                                               Nine Months Ended
                                                                      February 29,          February 28,
                                                                          1996                  1995
                                                                      ------------          ------------
Net sales                                                               $   8,615             $   8,078
Cost of sales                                                               5,153                 4,821
                                                                        ---------             ---------

  Gross profit                                                              3,462                 3,257

Operating and other expenses (income):
  Product development                                                         266                   311
  Selling                                                                     893                   907
  General and administrative                                                1,524                 1,354
  Nonrecurring charges                                                      1,464                     -
  Other income, net                                                           (72)                  (49)
                                                                        ---------             ---------
    Total operating and other expenses (income)                             4,075                 2,523
                                                                        ---------             ---------

Income (loss) before provision (benefit) for income taxes                    (613)                  734

Provision (benefit) for income taxes                                         (245)                  296
                                                                        ---------             ---------

Net income (loss)                                                       $    (368)            $     438
                                                                        =========             =========

Income (loss) per common and common
  equivalent share:

    Net income (loss) per share                                         $    (.12)            $     .15
                                                                        =========             =========
Weighted average number of common
  and common equivalent shares outstanding                              3,066,122             2,856,383
                                                                        =========             =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                            KEVLIN CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)
                                                                               Nine Months Ended
                                                                      February 29,          February 28,
                                                                         1996                 1995
                                                                      ------------          ------------
Cash flows from operating activities:

  Net income (loss)                                                      $(368)                 $ 438

  Adjustments to reconcile net income (loss) to net cash used for operating activities:

    Depreciation and amortization                                          279                    277

    Loss on sale of assets                                                  17                      -

  Changes in assets and liabilities:

      Decrease in accounts receivable                                      902                    698

      Decrease (Increase) in inventories                                    24                   (379)

      Increase in costs and estimated earnings
        in excess of billings on uncompleted contracts                    (315)                  (110)

      (Increase) Decrease in prepaid expenses and
        other current assets; refundable and deferred
        income taxes; and other assets                                    (711)                   138

      Increase (Decrease) in accounts payable, accrued
        expenses and other current liabilities                             205                   (112)

      Increase in billings in excess of costs and estimated
        earnings on uncompleted contracts                                  101                      -

      (Decrease) Increase in accrued and deferred income taxes            (434)                     -

      Decrease in net discontinued liability                                 -                    (70)

      Increase in accrued retirement benefits                              129                     54
                                                                         -----                  -----

        Net cash (used for) provided by operating activities             $(171)                 $ 934
                                                                         -----                  -----

 The accompanying notes are an integral part of these consolidated financial statements.


                                           KEVLIN CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)
                                                                               Nine Months Ended
                                                                      February 29,          February 28,
                                                                          1996                  1995
                                                                      ------------          ------------
Cash flows from investing activities:

  Expenditures for property and equipment                                    (84)                 (101)
  Purchase of marketable securities                                         (300)                    -
  Proceeds from sales of marketable securities                               299                     -
                                                                        --------                ------

    Net cash used for investing activities                                   (85)                 (101)
                                                                        --------                ------

Cash flows from financing activities:

  Principal payments under capital
    lease obligations                                                        (17)                  (45)

  Net proceeds (payments) from stock transactions                             24                    (6)
                                                                        --------                ------

    Net cash provided by (used in) financing activities                        7                   (51)
                                                                        --------                ------

Net (decrease) increase in cash and cash equivalents                        (249)                  782
                                                                        --------                ------

Cash and cash equivalents, beginning of period                             2,881                 2,192

Cash and cash equivalents, end of period                                $  2,632                $2,974
                                                                        ========                ======

Supplemental disclosures of cash
  flow information:

  Cash paid during the period for:
    Interest                                                            $      -                     4
                                                                        ========                ======

    Income taxes                                                        $664,000                $   22
                                                                        ========                ======

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

        NOTE 2 - Inventories are comprised of the following:
                                                 February 29, 1996    May 31, 1995
                                                 -----------------    ------------
                                                   (unaudited)
                                                        (Dollars in thousands)
Raw materials and parts                              $  765             $  814
Work-in-process                                         925                939
Finished goods                                          286                247
                                                     ------             ------

                                                     $1,976             $2,000
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

        NOTE 5 - Reclassifications: Certain amounts, as reported in the August 31, 1995 consolidated financial statements, have been reclassified to conform to the February 29, 1996 consolidated financial statement presentation.

                              KEVLIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 6 - In the fourth quarter of fiscal 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Agreement") among the Company, Chelton Communications Systems, Inc. ("CCSI") and Kevlin Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of CCSI.

Pursuant to the terms of the Agreement, Acquisition merged with and into the Company, resulting in the Company surviving as a wholly owned subsidiary of CCSI. CCSI is a subsidiary of Cobham, Plc. The Company received more than the required two-thirds shareholder vote necessary to approve the merger. CCSI will acquire all of the issued and outstanding shares of the Company's common stock at a price of $4.54 per share. Kevlin will henceforth become a fully owned subsidiary of CCSI.

In connection with the merger and reorganization, the Company has incurred non-recurring expenses of approximately $1,464,000. These expenses, which consist primarily of legal, accounting, a $300,000 termination fee paid to another potential acquirer, a $256,000 fee payable to certain members of the Company's Board of Directors and employee termination costs, have been incurred during the nine month period ended February 29, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Results of Operations:

Net sales for the third quarter of fiscal 1996, ending February 29, 1996, increased by $932,000, or 37%, to $3,430,000, compared to second quarter sales of $2,498,000 in fiscal 1995. The increase in third quarter sales for fiscal 1996 was a result of the completion of several domestic and international Air Traffic Control contracts. Overall, sales of $8,615,000 for the first nine months of fiscal 1996 have increased by $537,000, or 7%, from fiscal 1995 sales of $8,078,000. The increase in year-to-date sales is primarily attributable to a $741,000 increase in international Air Traffic Control sales in fiscal 1996 as compared to fiscal 1995.

The gross profit margin for the third quarter of fiscal 1996 decreased by 4% to 42%, as compared to 46% in the corresponding quarter of fiscal 1995. The decreased gross margin for the three months ended February 29, 1996, as compared to the same period of the prior fiscal year, is attributable to the absence of a high margin Navy contract which was completed in the third quarter of fiscal 1995. The 40% gross profit margin for the first nine months of fiscal 1996 remains consistent with the 40% margin for the same nine month period of the prior fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition (Continued)
-------------------------------

Operating and other expenses (income) for the third quarter of fiscal 1996 decreased by $9,000, or 1%, as compared to the same quarter in fiscal 1995.
The decrease is primarily attributable to reduced product development expenses which were offset by additional legal, consulting and executive compensation charges related to the merger activity of the Company. On a year-to-date basis, operating and other expenses (income) have increased by $1,552,000, or 62%, from fiscal 1995. The increase, on a year-to-date basis, is attributable to merger related restructuring charges, consisting primarily of legal, accounting, a $300,000 termination fee paid to another potential acquirer, a $256,000 fee payable to certain members of the Company's Board of Directors and employee termination costs, of $1,433,000, which were recorded in the second quarter of fiscal 1996. The restructuring charges have amounted to approximately $1,464,000 in fiscal 1996.

The Company recorded net income of $463,000, or $.15 per share for the third quarter of fiscal 1996. This represents an increase in net income of $327,000, or $.10 per share, from the same quarter of fiscal 1995. The increased income in the third quarter of fiscal 1996 is due to the increased sales volume and related gross profit which was $291,000, or 25%, greater than in the same quarter of fiscal 1995. For fiscal 1996, the Company is reporting a year-to-date loss of $368,000 as compared to fiscal 1995's year-to-date income of 438,000. The year-to-date loss is primarily attributable to the aforementioned merger activity of the Company. The Company has recorded an income tax benefit in the amount of $245,000 related to the current year-to-date loss.

New orders decreased by $608,000, or 19%, during the third quarter of fiscal 1996 to $2,542,000, as compared to $3,150,000 received in the third quarter of the prior fiscal year. On a year-to-date basis, new orders have decreased by $1,231,000, or 16%, from the prior year to $6,544,000. The decrease in new orders is due to certain international orders received in the second and third quarters of fiscal 1995, of which comparable orders have not been received in fiscal 1996 but are anticipated in the fourth quarter of fiscal 1996.

The Company's backlog decreased by $2,051,000, or 28%, to $5,263,000 from the prior year third quarter amount of $7,314,000.

Liquidity and Capital Resources
-------------------------------

Net cash and cash equivalents increased by $478,000 during the three months ended February 29, 1996. The increase is due to reduced cash outlays and improved receivables collections in the third quarter of fiscal 1996. On a year-to-date basis, cash and cash equivalents have decreased by $249,000. The primary reasons for the decrease related to the first major payments of income taxes (approximately $664,000 in the aggregate) in several years, a $300,000 payment related to a terminated acquisition of the Company by an unrelated party and a $255,000 payment related to the funding of the Company's executive retirement plan. Liquid assets of $4,480,000 have decreased by $1,151,000 since May 31, 1995, however, the Company's financial condition remains relatively strong. The Company's current ratio increased to 4.0 at February 29, 1996, from
3.8 at May 31, 1995, and 4.5 at May 31, 1994. The Company believes its future capital requirements for equipment and product development can be met through cash flow from operations, bank borrowings, and other sources at its disposal. This includes the Company's $1,000,000 unsecured demand line of credit with The First National Bank of Boston, which was

Item 2.   Management's Discussion and Analysis of Results of Operations and
---------------------------------------------------------------------------
Financial Condition (Continued)
-------------------------------

fully available at February 29, 1996. Additionally, the Company also has an unsecured term loan facility of $5,000,000 with the bank which is still available for acquisitions.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

    (a) Exhibits:
        --------

        None.

    (b) Reports on Form 8-K:
        -------------------

        None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: March 27, 1996

                                              Kevlin Corporation

                                                  /s/  John J. Moran
                                              -----------------------------
                                              John J. Moran
                                              President